Form 10-K
period 2001-12-31
FIRST CHICAGO MASTER TRUST II
filed 2002-03-26
CIK 863856

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16337

                              --------------------

                      FIRST USA BANK, NATIONAL ASSOCIATION
             (Exact name of Registrant as specified in its charter)
            (As Servicer on behalf of First Chicago Master Trust II)

              Laws of the United States                   51-0269396
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)             Identification No.)

               201 North Walnut Street                       19801
                Wilmington, Delaware                      (Zip Code)
      (Address of principal executive offices)

       Registrant's telephone number, including area code: (302) 594-4000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Floating Rate Credit Card Certificates, Series 1995-M
Floating Rate Credit Card Certificates, Series 1995-O
Floating Rate Asset Backed Certificates, Series 1996-Q
Floating Rate Asset Backed Certificates, Series 1996-S
Floating Rate Asset Backed Certificates, Series 1997-U
Floating Rate Asset Backed Certificates, Series 1999-W
Floating Rate Asset Backed Certificates, Series 1999-X
Floating Rate Asset Backed Certificates, Series 1999-Y

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     Not Applicable.

     Indicate the number shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date.

     Not Applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                              FIRST USA BANK, N.A.
                          FIRST CHICAGO MASTER TRUST II
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Introductory Note ....................................................................     3

                                     PART I
                                                                                        PAGE
                                                                                        ----
ITEM 1.  Business ....................................................................     3
ITEM 2.  Properties ..................................................................     3
ITEM 3.  Legal Proceedings ...........................................................     3
ITEM 4.  Submission of Matters to a Vote of Security Holders .........................     3


                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters .......     4
ITEM 6.  Selected Financial Data .....................................................     4
ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................................     4
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ..................     4
ITEM 8.  Financial Statements and Supplementary Data .................................     4
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ..................................................     4

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant ..........................     4
ITEM 11. Executive Compensation ......................................................     4
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ..............     5
ITEM 13. Certain Relationships and Related Transactions ..............................    10

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .............    11

                                   SIGNATURES

Signatures ...........................................................................    12

                                Introductory Note
                                -----------------

First USA Bank, National Association, a national banking association organized under the laws of the United States (the "Bank"), is the Seller and Servicer under the Amended and Restated Pooling and Servicing Agreement (the "Agreement") dated as of June 1, 1990 and as amended and restated as of September 1, 1999 between the Bank, as the Seller and Servicer, and Wells Fargo Bank Minnesota, N.A., as the Trustee (the "Trustee"), relating to the First Chicago Master Trust II (the "Master Trust II"), and the Supplements for all series of Investor Certificates issued thereunder.

The final payment with respect to Floating Rate Asset Backed Certificates, Series 1998-V was made on October 15, 2001; and therefore, information with respect to such Certificates is only included in Item 14(a)3, which contains Supplementary Master Trust II Data relating to the performance of Master Trust II for the year ended December 31, 2001.

                                     PART I

ITEM 1.        BUSINESS

Not applicable.

ITEM 2.        PROPERTIES

The information set forth in the Current Reports on Form 8-K dated October 15, 2001, November 15, 2001, and December 17, 2001, as filed by the Registrant with respect to the Master Trust II, is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Agreement, filed as Exhibits 4.1, 4.7, 4.9, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17, 4.19, 4.20, 4.21, 4.22, 4.23, 4.24, 4.27,
and 4.28 to the Registrant's Form S-3 Registration Statement No. 333-49625.)

ITEM 3.        LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Master Trust II, involving the Master Trust II, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Master Trust II.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Master Trust II

         (i) There is no established public trading market for the Certificates.

         (ii) Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates.

         (iii) Not applicable.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.       QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See (i) the Annual Servicer's Certificate respecting compliance for the Master Trust II filed as Exhibit 1 under Item 14(a) hereof, (ii) the Annual Independent Public Accountant's Report and Management's Assertion regarding compliance filed as Exhibit 2 under Item 14(a) hereof, and (iii) the Supplementary Master Trust II Data relating to the performance of Master Trust II filed as Exhibit 3 under
Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.       EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) With respect to each series of Certificates, The Depository Trust Company ("DTC"), through its nominee Cede & Co., is the sole holder of record of more than five percent (5%) of the Certificates. The following sets forth certain information believed by the Registrant to be accurate based on information provided by DTC concerning the beneficial ownership of Certificates. Number of Certificates identifies the number of $1,000 minimum denomination Certificates beneficially owned by each such investor.

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1995-M as of December 31, 2001, are as follows:

                                                 NUMBER OF               % OF
                                                CERTIFICATES          OWNERSHIP
                                                ------------          ---------

Goldman, Sachs & Co.                               32,825                6.57%
180 Maiden Lane
New York, NY  10038

HSBC Bank USA/Treasury Investment                  55,300               11.06%
140 Broadway-Level A
New York, NY  10015

JPMorgan Chase Bank                               126,490               25.30%
c/o JP Morgan Investor Services
14201 Dallas Parkway 12th Floor
Mail Code 121
Dallas, TX  75240

Mizuho Trust & Banking Co. (USA)                   40,000                8.00%
666 Fifth Avenue, Suite 802
New York, NY 10103

Northern Trust Company (The)                       35,000                7.00%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                      80,200               16.04%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company                31,500                6.30%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

UBS Warburg LLC/CMO                                37,125                7.43%
1000 Harbor Boulevard
Weekhawken, NJ  07087

------------------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1995-O as of December 31, 2001, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES         OWNERSHIP
                                                ------------         ---------

Bankers Trust Company                              37,170               7.43%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Co.                  25,550               5.11%
c/o Mellon Bank, N.A.
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA  15259

JPMorgan Chase Bank                               185,485              37.10%
c/o JP Morgan Investor Services
14201 Dallas Parkway 12th Floor
Mail Code 121
Dallas, TX  75240

Mizuho Trust & Banking Co. (USA)                   25,000               5.00%
666 Fifth Avenue, Suite 802
New York, NY 10103

Prudential Securities Custody                      87,000              17.40%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company                87,630              17.53%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1996-Q as of December 31, 2001, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES         OWNERSHIP
                                                ------------         ---------

Bank of New York (The)                             96,810              10.76%
925 Patterson Plank Road
Secaucus, NJ  07094

Deutsche Bank A. G.,                               50,000               5.56%
New York Branch
34 Exchange Pl
Jersey City, NJ  07311

HSBC Bank USA/Treasury Investment                  71,200               7.91%
140 Broadway-Level A
New York, NY  10015

JPMorgan Chase Bank                               127,835              14.20%
c/o JP Morgan Investor Services
14201 Dallas Parkway 12th Floor
Mail Code 121
Dallas, TX  75240

Northern Trust Company (The)                      181,780              20.20%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                      96,500              10.72%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company               163,310              18.15%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1996-S as of December 31, 2001, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES         OWNERSHIP
                                                ------------         ---------

Bank of New York (The)                             82,945              11.85%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company             120,890              17.27%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                     62,390               8.91%
3800 Citicorp Center Tampa
Building B/Floor 1
Tampa, FL  33610-9122

JPMorgan Chase Bank                               183,910              26.27%
c/o JP Morgan Investor Services
14201 Dallas Parkway 12th Floor
Mail Code 121
Dallas, TX  75240

State Street Bank and Trust Company               189,300              27.04%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1997-U as of December 31, 2001, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES         OWNERSHIP
                                                ------------         ---------

Boston Safe Deposit and Trust Co.                 100,000              25.00%
c/o Mellon Bank, N.A.
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                     70,565              17.64%
Building B/Floor 1
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

JPMorgan Chase Bank                               109,635              27.41%
c/o JP Morgan Investor Services
14201 Dallas Parkway 12th Floor
Mail Code 121
Dallas, TX  75240

State Street Bank and Trust Company                42,000              10.50%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

Wells Fargo Bank Minnesota, N.A.                   50,000              12.50%
733 Marquette Avenue
Minneapolis, MN  55479

------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-W as of December 31, 2001, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES         OWNERSHIP
                                                ------------         ---------

Bank of New York (The)                             39,790               5.31%
925 Patterson Plank Road
Secaucus, NJ  07094

Citibank, N.A.                                     76,515              10.20%
3800 Citicorp Center Tampa
Building B/Floor 1
Tampa, FL  33610-9122

JPMorgan Chase Bank                               188,960              25.19%
c/o JP Morgan Investor Services
14201 Dallas Parkway 12th Floor
Mail Code 121
Dallas, TX  75240

Northern Trust Company (The)                      109,470              14.60%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                      49,610               6.61%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company               186,245              24.83%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-X as of December 31, 2001, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES         OWNERSHIP
                                                ------------         ---------

Bank of New York (The)                             65,750               8.77%
925 Patterson Plank Road
Secaucus, NJ  07094

Citibank, N.A.                                     40,000               5.33%
3800 Citicorp Center Tampa
Building B/Floor 1
Tampa, FL  33610-9122

Prudential Securities Custody                     189,390              25.25%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company               441,860              58.91%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-Y as of December 31, 2001, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES         OWNERSHIP
                                                ------------         ---------

Bankers Trust Company                              47,450               8.63%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company              45,920               8.35%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                    102,700              18.67%
3800 Citicorp Center Tampa
Building B/Floor 1
Tampa, FL  33610-9122

JPMorgan Chase Bank                                33,800               6.15%
c/o JP Morgan Investor Services
14201 Dallas Parkway 12th Floor
Mail Code 121
Dallas, TX  75240

State Street Bank and Trust Company               290,380              52.80%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------
(b)      Not applicable.

(c)      Not applicable.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)            1.  Annual Servicer's Certificate respecting compliance for
                   Master Trust II dated March 20, 2002.

               2. Annual Independent Public Accountant's Report dated February 15, 2002 and Management's Assertion regarding compliance.

               3. Supplementary Master Trust II Data relating to the performance of Master Trust II.

(b)            See Item 2.

(c)            Not applicable.

(d) Not applicable. No annual report or proxy material has been sent to security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

                                   FIRST USA BANK, NATIONAL ASSOCIATION
                                               as Servicer

                                   By:       /s/ Daniel J. Frate
                                       --------------------------------
                                          Daniel J. Frate
                                          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2002.

               Signature                      Title
               ---------                      -----

           /s/ Philip Heasley          Director and Principal Executive Officer
     -----------------------------
            Philip Heasley

          /s/ Raymond Fischer          Director, Principal Financial Officer and
     -----------------------------     Principal Accounting Officer
            Raymond Fischer

          /s/ Daniel J. Frate          Director
     -----------------------------
            Daniel J. Frate

          /s/ Michael Looney           Director
     -----------------------------
            Michael Looney

         /s/ M. Carter Warren          Director
     -----------------------------
           M. Carter Warren

          /s/ William Garner           Director
     -----------------------------
            William Garner