Form 10-K
period 2002-12-31
FIRST CHICAGO MASTER TRUST II; BANK ONE  DELAWARE  NATIONAL ASSOCIATION
filed 2003-03-31
CIK 863856, 819975

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16337

Bank One, Delaware, National Association

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)
(Exact name of Registrant as specified in its charter)
(As Servicer on behalf of First Chicago Master Trust II)

Laws of the United States (State or other jurisdiction of incorporation or organization)	51-0269396 (I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

Registrant’s telephone number, including area code: (302) 594-4000

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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

Indicate the number shares outstanding of each of the Registrant’s class of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BANK ONE, DELAWARE, N.A.
(Formerly FIRST USA BANK, N.A.)
FIRST CHICAGO MASTER TRUST II
2002 FORM 10-K ANNUAL REPORT

PAGE

Introductory Note	3

Introductory Note

Bank One, Delaware, National Association (formerly First USA Bank, National Association), a national banking association organized under the laws of the United States (the “Bank”), is the Seller and Servicer under the Amended and Restated Pooling and Servicing Agreement (the “Agreement”) dated as of June 1, 1990 and as amended and restated as of September 1, 1999 between the Bank, as the Seller and Servicer, and Wells Fargo Bank Minnesota, N.A., as the Trustee (the “Trustee”), relating to the First Chicago Master Trust II (the “Master Trust II”), and the Supplements for all series of Investor Certificates issued thereunder.

The final payment with respect to Floating Rate Credit Card Certificates, Series 1995-M was made on October 15, 2002.

The final payment with respect to Floating Rate Credit Card Certificates, Series 1995-O was made on December 16, 2002.

The final payment with respect to Floating Rate Asset Backed Certificates, Series 1996-Q was made on February 15, 2002.

The final payment with respect to Floating Rate Asset Backed Certificates, Series 1996-S was made on December 16, 2002.

The final payment with respect to Floating Rate Asset Backed Certificates, Series 1997-U was made on October 15, 2002.

The final payment with respect to Floating Rate Asset Backed Certificates, Series 1999-W was made on March 15, 2002.

Therefore, information with respect to such Certificates is only included in Item 14(a)3, which contains Supplementary Master Trust II Data relating to the performance of Master Trust II for the year ended December 31, 2002.

PART I

ITEM 1.         BUSINESS

Available Information: BANK ONE CORPORATION, the parent corporation of Bank One, Delaware, National Association, has an Internet website at www.bankone.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.         PROPERTIES

The information set forth in the Current Reports on Form 8-K dated October 15, 2002, November 15, 2002, and December 16, 2002, as filed by the Registrant with respect to the Master Trust II, is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Agreement, filed as Exhibits 4.1, 4.7, 4.9, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17, 4.19, 4.20, 4.21, 4.22, 4.23, 4.24, 4.27, and 4.28 to the Registrant’s Form S-3 Registration Statement No. 333-49625.)

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Master Trust II, involving the Master Trust II, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank’s credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Master Trust II.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Master Trust II

(i)       There is no established public trading market for the Certificates.

(ii)      Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates.

(iii)     Not applicable.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.      QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See (i) the Annual Servicer’s Certificate respecting compliance for the Master Trust II filed as Exhibit 1 under Item 14(a) hereof, (ii) the Annual Independent Public Accountant’s Report and Management’s Assertion regarding compliance filed as Exhibit 2 under Item 14(a) hereof, and (iii) the Supplementary Master Trust II Data relating to the performance of Master Trust II filed as Exhibit 3 under Item 14(a) hereof.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.       EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       With respect to each series of Certificates, The Depository Trust Company (“DTC”), through its nominee Cede & Co., is the sole holder of record of more than five percent (5%) of the Certificates. The following sets forth certain information believed by the Registrant to be accurate based on information provided by DTC concerning the beneficial ownership of Certificates. Number of Certificates identifies the number of $1,000 minimum denomination Certificates beneficially owned by each such investor.

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-X as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	100,750	13.43%

Citibank, N.A. 3800 Citicorp Center Tampa Building B3-15 Tampa, FL 33610-9122	40,000	5.33%

Prudential Securities Custody C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	164,390	21.92%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	399,860	53.31%

 Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-Y as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Boston Safe Deposit and Trust Company c/o Mellon Bank N.A. 525 William Penn Place STE-3148 Pittsburgh, PA 15259	45,920	8.35%

Citibank, N.A. 3800 Citicorp Center Tampa Building B3-15 Tampa, FL 33610-9122	80,000	14.55%

Deutsche Bank Trust Company 648 Grassmere Park Road Nashville, TN 37211	51,450	9.35%

JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75240	53,550	9.74%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	290,380	52.80%

______________

   (b)    Not applicable.

   (c)    Not applicable.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.       CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1.        Annual Servicer’s Certificate

2.        Annual Independent Public Accountant’s Report dated March 10, 2003 and Management’s Assertion regarding compliance.

3.        Supplementary Master Trust II Data relating to the performance of Master Trust II.

(b)       See Item 2.

(c)       Not applicable.

(d)       Not applicable. No annual report or proxy material has been sent to securityholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

Bank One, Delaware, National Association (Formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer
By:	/s/ DANIEL J. FRATE

Daniel J. Frate President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ PHILIP HEASLEY	Director and Principal Executive Officer

Philip Heasley

/s/ RAYMOND FISCHER	Director, Principal Financial Officer and Principal Accounting Officer

Raymond Fischer

/s/ DANIEL J. FRATE	Director

Daniel J. Frate

/s/ MICHAEL LOONEY	Director

Michael Looney

/s/ M. CARTER WARREN	Director

M. Carter Warren

/s/ WILLIAM GARNER	Director

William Garner

Certification

I, Jeffrey Rigg, the senior officer for securitization servicing of Bank One, Delaware, National Association, a national banking association which serves as servicer for the First Chicago Master Trust II, certify that:

1.        I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the periods included in the year covered by this annual report, of First Chicago Master Trust II;

2.        Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.        Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.        I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.        The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated: March 26, 2003
/s/ JEFFREY RIGG

	Name:	Jeffrey Rigg
	Title:	Senior Officer for Securitization Servicing and Senior Vice President- Accounting

ANNUAL SERVICER’S CERTIFICATE

BANK ONE, DELAWARE, NATIONAL ASSOCIATION

FIRST CHICAGO MASTER TRUST II

The undersigned, duly authorized representatives of Bank One, Delaware, National Association (“Bank One”), as the Seller and Servicer pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1990 and as amended and restated as of September 1, 1999 (the “Amended and Restated Pooling and Servicing Agreement”), by and between Bank One, as Seller and Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee, do hereby certify that:

1.         Bank One is, as of the date hereof, the Seller and the Servicer under the Amended and Restated Pooling and Servicing Agreement.

2.         The undersigned are duly authorized pursuant to the Amended and Restated Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

3.         A review of the activities of the Seller and the Servicer during the calendar year ended December 31, 2002, and of their performance under the Amended and Restated Pooling and Servicing Agreement was conducted under our supervision.

4.         Based on such review, the Seller and the Servicer have, to the best of our knowledge, fully performed all their obligations under the Amended and Restated Pooling and Servicing Agreement and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5.         The following is a description of each default in the performance of its obligations under the provisions of the Amended and Restated Pooling and Servicing Agreement known to us to have been made by the Seller and Servicer during the calendar year ended December 31, 2002, which sets forth in detail the (i) nature of each such default, (ii) the action taken by the Seller and Servicer, if any, to remedy each such default and (iii) the current status of each such default: None.

IN WITNESS WHEREOF, the undersigned have duly executed this Certificate this 26th day of March, 2003.

By:	/s/ MICHAEL J. GRUBB	By:	/s/ JEFFREY RIGG

Name:	Michael J. Grubb	Name:	Jeffrey Rigg
Title:	First Vice President	Title:	Senior Vice President-Accounting

1601 Market Street
Philadelphia, PA 19103-2499

Independent Accountants’ Report

Bank One, Delaware, National Association
Wells Fargo Bank Minnesota, National Association:

We have examined the accompanying management’s assertion that Bank One, Delaware, National Association (the “Servicer”), complied with the requirements of Sections 3.01, 3.04, 3.05, 3.09, 12.01, and Article IV of the Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1990, and as amended and restated as of September 1, 1999 (the “Agreement”), and the Supplements thereto as listed in Attachment A, by and between the Servicer and Wells Fargo Bank Minnesota, National Association, as Trustee of the First Chicago Master Trust II (together, the “Agreements”), during the 12 months ended December 31, 2002. Management is responsible for the Servicer’s compliance with those requirements. Our responsibility is to express an opinion on management’s assertion about the Servicer’s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer’s compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer’s compliance with specified requirements.

In performing this examination, we have assumed the accuracy of the reports prepared by the Servicer’s third-party credit card processor and did not extend our assessment to the relevant aspects of the Servicer’s compliance that are the responsibility of the third-party credit card processor. Accordingly, our assessment does not extend to these aspects of the Servicer’s compliance that are the responsibility of the third-party credit card processor, and we do not express any form of assurance on those compliance aspects.

In our opinion, management’s assertion that the Servicer complied with the aforementioned requirements during the 12 months ended December 31, 2002 is fairly stated, in all material respects.

March 10, 2003

Attachment A

Pooling and Servicing Agreement Supplements

Credit Card Master Trust Series		Date	Compliance Period

First Chicago Master Trust II Series	1995-M	4/19/1995	01/01/02 - 09/30/02
First Chicago Master Trust II Series	1995-O	6/15/1995	01/01/02 - 11/30/02
First Chicago Master Trust II Series	1996-Q	9/25/1996	01/01/02 - 01/31/02
First Chicago Master Trust II Series	1996-S	11/26/1996	01/01/02 - 11/30/02
First Chicago Master Trust II Series	1997-U	11/30/1997	01/01/02 - 09/30/02
First Chicago Master Trust II Series	1999-W	3/23/1999	01/01/02 - 02/28/02
First Chicago Master Trust II Series	1999-X	6/16/1999	01/01/02 - 12/31/02
First Chicago Master Trust II Series	1999-Y	8/10/1999	01/01/02 - 12/31/02

ASSERTION BY BANK ONE, DELAWARE, NATIONAL ASSOCIATION

The management of Bank One, Delaware, National Association (the “Servicer”) is responsible for complying with the requirements of Sections 3.01, 3.04, 3.05, 3.09, 12.01 and Article IV of the Amended and Restated Pooling and Servicing Agreement, dated as of June 1, 1990 and as amended and restated as of September 1, 1999 (the “Agreement”) and the Supplements thereto, noted in Attachment A (the “Supplements”), (together, the “Agreements”) between the Servicer and Wells Fargo Bank Minnesota, National Association, as Trustee of the First Chicago Master Trust II.

Management has performed an evaluation of the Servicer’s compliance with the Agreements and based on this evaluation management believes that the Servicer has complied with the requirements of the sections of the Agreements referred to above during the twelve months ended December 31, 2002.

In providing this assertion on compliance, we have assumed the accuracy of the reports prepared by the Servicer’s third party credit card processor and did not extend our assessment to the relevant aspects of the Servicer’s compliance that are the responsibility of the third party credit card processor. Accordingly, our assessment does not extend to these aspects of the Servicer’s compliance that are the responsibility of the third party credit card processor, and we do not express any form of assurance on these compliance aspects.

/s/ MICHAEL LOONEY

Michael Looney Executive Vice President - Operations

/s/ JEFFREY T. RIGG	/s/ MICHAEL J. GRUBB

Jeffrey T. Rigg Senior Vice President and Controller	Michael J. Grubb First Vice President

Supplementary Master Trust II Data relating to the performance of Master Trust II

First Chicago Master Trust II

( i )	Floating Rate Credit Card Certificates Series 1995-M

	(A)	The total amount of cash distributed to Series 1995-M Class A Certificateholders in 2002, per $1,000 of Series 1995-M Class A Certificates	$841.35

	(B)	The total amount of the distribution set forth in paragraph ( iii ) (A) which represents principal payments on the Series 1995-M Class A Certificates	$833.33

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1995-M Certificates	$538,202

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1995-M Certificates	$2,691,008

( ii )	Floating Rate Credit Card Certificates Series 1995-O

	(A)	The total amount of cash distributed to Series 1995-O Class A Certificateholders in 2002, per $1,000 of Series 1995-O Class A Certificates	$1,011.28

	(B)	The total amount of the distribution set forth in paragraph ( iv ) (A) which represents principal payments on the Series 1995-O Class A Certificates	$1,000.00

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1995-O Certificates	$766,262

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1995-O Certificates	$3,831,308

( iii )	Floating Rate Asset Backed Certificates Series 1996-Q

	(A)	The total amount of cash distributed to Series 1996-Q Class A Certificateholders in 2002, per $1,000 of Series 1996-Q Class A Certificates	$167.08

First Chicago Master Trust II

	(B)	The total amount of the distribution set forth in paragraph ( vi ) (A) which represents principal payments on the Series 1996-Q Class A Certificates	$166.67

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1996-Q Certificates	$49,275

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1996-Q Certificates	$246,374

(iv)	Floating Rate Asset Backed Certificates Series 1996-S

	(A)	The total amount of cash distributed to Series 1996-S Class A Certificateholders in 2002, per $1,000 of Series 1996-S Class A Certificates	$1,015.66

	(B)	The total amount of the distribution set forth in paragraph ( viii ) (A) which represents principal payments on the Series 1996-S Class A Certificates	$1,000.00

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1996-S Certificates	$1,578,516

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1996-S Certificates	$7,892,582

( v )	Floating Rate Asset Backed Certificates Series 1997-U

	(A)	The total amount of cash distributed to Series 1997-U Class A Certificateholders in 2002, per $1,000 of Series 1997-U Class A Certificates	$1,016.43

	(B)	The total amount of the distribution set forth in paragraph ( x ) (A) which represents principal payments on the Series 1997-U Class A Certificates	$1,000.00

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1997-U Certificates	$952,381

First Chicago Master Trust II

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1997-U Certificates	$4,761,905

( vii )	Floating Rate Asset Backed Certificates Series 1999-W

	(A)	The total amount of cash distributed to Series 1999-W Class A Certificateholders in 2002, per $1,000 of Series 1999-W Class A Certificates	$1,004.80

	(B)	The total amount of the distribution set forth in paragraph ( xii ) (A) which represents principal payments on the Series 1999-W Class A Certificates	$1,000.00

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1999-W Certificates	$535,714

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1999-W Certificates	$2,678,571

( viii )	Floating Rate Asset Backed Certificates Series 1999-X

	(A)	The total amount of cash distributed to Series 1999-X Class A Certificateholders in 2002, per $1,000 of Series 1999-X Class A Certificates	$19.73

	(B)	The total amount of the distribution set forth in paragraph ( xiii ) (A) which represents principal payments on the Series 1999-X Class A Certificates	$—

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1999-X Certificates	$2,142,857

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1999-X Certificates	$10,714,286

( ix )	Floating Rate Asset Backed Certificates Series 1999-Y

First Chicago Master Trust II

	(A)	The total amount of cash distributed to Series 1999-Y Class A Certificateholders in 2002, per $1,000 of Series 1999-Y Class A Certificates	$20.23

	(B)	The total amount of the distribution set forth in paragraph ( xiv ) (A) which represents principal payments on the Series 1999-Y Class A Certificates	$—

	(C)	The total amount of the Monthly Servicing Fee payable from Available Funds to the Servicer from the Master Trust II in 2002 with respect to the Series 1999-Y Certificates	$1,571,429

	(D)	The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2002 with respect to the Series 1999-Y Certificates	$7,857,143

( x )	The amount of outstanding balances in the Accounts which were 30 or more days delinquent as of the December 2002 Due Period (i.e., with respect to the January 2003 interest payment date)		$415,946,458